Form 10-K/A
period 1996-12-31
EQUICON MORTGAGE LOAN TRUST 1994-1
filed 1997-10-01
CIK 921529

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 2


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

Yes    X                No



This Amendment No. 2 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 26, 1997, by Norwest Bank Minnesota, N.A. (the "Reporting Person"), on behalf of Equicon Mortgage Loan Trust, Series 1994-1 (the "Trust"), established pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") among Cargill
Financial Services Corporation, as Sponsor, (the "Sponsor"), Equicon Corporation, as Administrator and Seller, (the "Administrator" and "Seller"), CLS Corporation, as Servicer, (the "Servicer"), and Norwest Bank Minnesota, N.A., as Trustee, ( the "Trustee"), pursuant to which the Equicon Mortgage Loan Trust, Series 1994-1, certificates registered under the Securities Act of 1933 (the "Certificates") were issued. Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

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


<F1> Previously Filed.

<F2> Filed herewith.





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


                   Equicon Mortgage Loan Trust, Series 1994-1


                        By: Norwest Bank Minnesota, N.A.,
                            as Trustee

                       By: /s/ Sherri J. Sharps
                       By: Sherri J. Sharps
                    Title: Vice President
                    Dated: October 1, 1997



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

<F1> Previously Filed.

<F2> Filed herewith.